Form 10KSB
period 2000-04-30
1ST MIRACLE GROUP INC
filed 2000-08-14
CIK 1091396

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIIES
                              EXCHANGE ACT OF 1934
For the fiscal year ended:                              Commission File Number
     April 30, 2000                                            0-27007

                           MIRACLE ENTERTAINMENT, INC.
================================================================================
                           A DEVELOPMENT STAGE COMPANY
               (Exact name of registrant specified in its charter)
                     Predecessor Name: K-9 Protection , Inc.

         NEVADA                                         88-047481
        -------                                         ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

8730 SUNSET BOULEVARD, WEST HOLLYWOOD, CA                      90069
-----------------------------------------                    --------
  (Address of Principal executive offices)                   Zip Code

                                  310-360-7490
              (Registrant's Telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                          Common Stock $.001 Par Value
                    Preferred Stock $.001 Par Value Per Share



     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X            No _____
                           ----

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  ----

     There presently is no trading market for the voting stock. As of July 31, 2000, the registrant had outstanding 1,025,000 Shares.

     There were no revenues for the fiscal year ended April 30, 2000 as the registrant was deemed a development stage company.

================================================================================

                           MIRACLE ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000
                                      INDEX

                                                                           PAGE


PART I.......................................................................1

   ITEM 1.     BUSINESS......................................................1
   ITEM 2.     PROPERTIES....................................................2
   ITEM 3.     LEGAL PROCEEDINGS.............................................2
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........2

PART II......................................................................2

   ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................2
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................3
   ITEM 7.     FINANCIAL STATEMENTS..........................................3
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES..........................3

PART III.....................................................................4

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
               OF THE EXCHANGE ACT ..........................................4
   ITEM 10.    EXECUTIVE COMPENSATION........................................5
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.........................................6
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................7
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..............................7

SIGNATURES...................................................................8


INDEX OF EXHIBITS...........................................................11

                                     PART I

ITEM 1.           BUSINESS

         1st Miracle Entertainment, Inc. was incorporated in the state of New York on April 1, 1999 as 1st Miracle Group, Inc. a wholly-owned subsidiary of 1st Miracle Group, Inc. ("1st Miracle"), a Canadian corporation registered for trading on the Ontario Securities Exchange and on the Pink Sheets LLC. On September 27, 1999, 1st Miracle Group, Inc. (NY) amended its certificate of incorporation to change its name to Miracle Entertainment, Inc. On August 11, 2000, Miracle Entertainment, Inc. (NY) again amended its Certificate of Incorporation to change its name to 1st Miracle Entertainment, Inc. ("1st Miracle Entertainment"). As of February of 2000, Miracle Entertainment, Inc. now known as 1st Miracle Entertainment entered into an agreement to purchase all the issued and outstanding shares of K-9 Protection, Inc. a Nevada corporation registered under ss.12(g) of the Securities Exchange Act of 1934, in a stock purchase transaction. Resultantly, the subsidiary of 1st Miracle (Canada), 1st Miracle Entertainment acquired all the issued and outstanding share of K-9. The Articles of Incorporation of K-9 were amended to change its corporate name to Miracle Entertainment, Inc. ("Miracle Entertainment"). Subsequent to the Amendment of the Articles of Incorporation, 1st Miracle Entertainment and Miracle Entertainment initiated a merger between the two companies.

         Prior to the K-9 share purchase, K-9 had been a development stage company formed on July 2, 1996 with no operating history other than organizational matters. K-9 was characterized as a "blank check" company whose sole purpose was to locate and consummate a merger or acquisition with a private entity. K-9 had previously obtained trademark and service mark protection of the name K-9 Protection. The protected name was to have been used for casino/lounge/bar anti-theft systems, data protection, consulting services, computer and other services as they relate to the protection of cash or data, check and debit card verification services. The service mark was to have been used on documents, wrappers and on computer screens and the proprietary software produced by K-9. The trade name was to have been used to identify K-9 and its services and products and to differentiate between K-9 and other corporations offering the same or similar services. K-9 never implemented its business plan successfully.

         Miracle Entertainment currently has no business operations. As a wholly-owned subsidiary of 1st Miracle (Canada), Miracle Entertainment intends to implement a business plan similar to the business plan currently being implemented by its parent 1st Miracle (Canada) which is focused on the development of full length feature films in a number of popular genres, including comedy, action and drama. In addition to plans to develop full length feature films, the Miracle Entertainment business plan intends to focus on the following areas:

     --   Development of screenplays and programming;
     --   Acquisition of screenplays and programming;
     --   Distribution of films in the United States and abroad; and
     --   Licensing and distribution of products associated with film projects.

         Miracle Entertainment intends to derive revenue from full-length feature films through the release and distribution of films both domestically and abroad. Further revenues may be derived from the sale of video or television rights and the licensing of intellectual property associated with productions.

         Miracle Entertainment faces well-established and well-funded competition. Motion pictures are produced and marketed by major film studios as well as a large number of smaller well established independent production companies. Miracle Entertainment intends to compete with both major film studios and the smaller independent production companies in the production and marketing of feature films. Many of Miracle Entertainment's competitors will be well-established organizations with extensive knowledge of the industry, with greater marketing staffs and more expansive organizations with financial resources in excess of those available to Miracle Entertainment.

     Miracle Entertainment is a development stage company and is in the process of developing and acquiring screenplays for possible production as feature films. At this time, Miracle Entertainment does not have any screen plays under production nor does it own the rights to any screen plays, resultantly, it does not have any agreements for distribution of films. Miracle Entertainment does not intend to undertake any efforts to cause a market to develop in its securities until such time as it has successfully implemented its business plan.

         At the current time, there is no need for governmental approval for Miracle Entertainment's intended principal products or services. However, recent attention has been focused on the content of films offered by the entertainment industry. Specifically, certain sub-committees of the United States Congress have sought to determine if there is any nexus, between violent content in television and movies and crimes committed in society. While Miracle Entertainment believes that there will be no restrictions on the content offered by the entertainment industry, it is possible that restrictions on entertainment content could be imposed in the future.

MANAGEMENT CHANGES

         Subsequent to the end of Miracle Entertainment's Fiscal Year and following the acquisition of the K-9 shares, Anthony J. Cataldo was appointed Chairman, Chief Executive Officer and President, V. Terry Franzke and John Salley were appointed members of the Board of Directors and Clifford D. Brune was appointed Vice-President and Chief Financial Officer. Messrs. Cataldo, Franzke, Salley and Brune hold like positions with 1st Miracle (Canada), Miracle Entertainment's ultimate parent.

EMPLOYEES

         Miracle Entertainment did not employ any full time paid employees as of April 30, 2000. The company's future success depends, in part, on its ability to retain and attract new management and employees with extensive experience in the entertainment industry.

ITEM 2.           PROPERTIES

         Miracle Entertainment utilizes office space provided at no cost by its parent company 1st Miracle. Current offices are located at 8730 Sunset Boulevard, Penthouse East, Los Angeles, CA 90069. It is believed that the current office space is adequate for the immediate future and the intended implementation of Miracle Entertainment's business plan.

ITEM 3.           LEGAL PROCEEDINGS

         Miracle Entertainment is not a party to any material pending legal proceedings and, to the best of management's knowledge, no such action by or against Miracle Entertainment has been threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders. Subsequent to the end of the fiscal year, at a joint meeting of the Board of Directors and sole shareholder 1st Miracle Entertainment, a resolution was unanimously approved and adopted whereby the charter of K-9 would be amended to change the corporate name to Miracle Entertainment Inc. (Nevada), that it would merge with its sole shareholder 1st Miracle Entertainment and that it would adopt the fiscal year of 1st Miracle Entertainment. Additionally, the appointment of Messrs. Cataldo, Franzke and Salley as board members and Messrs. Cataldo and Brune as officers was approved.


                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         While Miracle Entertainment's ultimate parent 1st Miracle's (Canada) common stock currently trads on the Pink Sheets, there is no current market for Miracle Entertainment's securities, and the Company does not intend to undertake any efforts to cause a market to develop until it has successfully implemented its business plan. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

         Miracle Entertainment intends to develop and produce feature length films from scripts that are acquired or developed. It is unlikely that any film will be completed or commenced during this first twelve month period of the implementation of the business plan. Thereafter, depending upon certain factors, the Company intends to develop and produce three or more films each year provided it can successfully implement its business plan.

         Miracle Entertainment does not intend to use its own funds for the production of films. The Company intends to use established methods of film financing to avoid as far as is possible any financial risk or burden to shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world.

         The Company will, however, require a small amount of funds to maintain its offices and to develop films it decides to produce. Such amounts are considered to be relatively minor. Management is confident that such funding will be available by way of loans from the Company's ultimate parent 1st Miracle (Canada) or other sources.

         Once the Company begins to generate fees from the production of films and sees profits being derived from the release and sale of completed films, management is confident that Miracle Entertainment will be able to meet its minimum operating requirements. The Company then anticipates having funds available for the acquisition of further rights to scripts and screen plays that it can then develop on an on-going basis.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

         With the exception of historical information, the matters discussed in this report are "forward looking statements" as the term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While we believe that our strategic plan is on target, several important factors, many of which are beyond our control, have been identified which could cause the successful implementation of our business plan to differ materially from planned, implied or predicted results. We are a development stage company, our profitability will depend upon the successful implementation of our business plan or a merger or acquisition by a more established company in the industry. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are discussed in this Report, including, without limitation, in conjunction with those forward-looking statements contained in this Report.

ITEM 7.           FINANCIAL STATEMENTS

         The information required by this Item is incorporated by reference to the Table of Contents to Financial Statements and appears on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Subsequent to the end of the fiscal year, on May 12, 2000, by resolution of the Board of Directors of Miracle Entertainment and its ultimate parent, 1st Miracle, it was resolved that the auditing firm of Berg & Co. LLP be dismissed. Berg issued a qualification in its audited report for the parent company for the fiscal years ended April 30, 1999 and 1998. 1st Miracle disagreed with the qualification in the Berg audited report and engaged Goldstein and Morris Certified Public Accountants, P.C. as special consultants to review the qualification. Goldstein & Morris as special consultants advised the parent company that in accordance with SAS No. 58 (AU 508), a qualified opinion should be rendered only when there is a scope limitation, departure from generally accepted accounting principals or going concern issue. The special consultants further advised that a qualified opinion should not be issued when there is an uncertainty or contingency not determinable, as long as the uncertainty or contingency was not due to a scope limitation. As such, it was Miracle Entertainment's ultimate parent's contention that the explanatory paragraph contained in the auditor's report for fiscal year ended April 30, 1999 is not appropriate.

         The Board of Directors of Miracle Entertainment and 1st Miracle retained Goldstein & Morris as their regular auditors as of May 16, 2000 to re-audit 1st Miracle's fiscal years ended April 30, 1999 and 1998 and to issue their report as well as to audit the financial statements for the fiscal year ended April 30, 2000.


                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The members of the Board of Directors serve until the next annual meeting of the Stockholders, or until their successors have been elected. The Officers serve at the discretion of the Board of Directors.

         There are no agreements for any Officer or Director to resign at the request of any other person, and none of the Officers or Directors named below are acting on behalf of, or at the discretion of, any other person.

         Officers and directors will devote their time to Miracle Entertainment on an "as-needed" basis.

         Information as to our Directors and Executive Officers is as follows:



NAME/ADDRESS                                POSITION                                AGE
------------                                --------                                ---

Anthony J. Cataldo                          President, Chief Executive Officer,     49
c/o Miracle Entertainment, Inc.             and Chairman of the Board
8730 Sunset Boulevard - Penthouse East
West Hollywood, CA 90069

V. Terry Franzke                            Director                                45
c/o Miracle Entertainment, Inc.
8730 Sunset Boulevard - Penthouse East
West Hollywood, CA 90069

John Salley                                 Director                                36
c/o Miracle Entertainment, Inc.
8730 Sunset Boulevard - Penthouse East
West Hollywood, CA 90069

Clifford D. Brune                           Vice President and Chief Financial      46
c/o Miracle Entertainment, Inc.             Officer
8730 Sunset Boulevard - Penthouse East
West Hollywood, CA 90069

     ANTHONY J. CATALDO was appointed President, Chief Executive Officer and Chairman of the Board of Directors in May 2000. Mr. Cataldo is also the Chief Executive Officer and Chairman of Miracle Entertainment's parent 1st Miracle Group Inc. Mr. Cataldo has held management positions with a number of emerging growth and publicly traded companies. Most recently, from August 1996 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC, a publicly traded biotechnology company involved in age-related therapies. From 1990 to 1995, Mr. Cataldo held various positions including Chairman and Chief Executive Officer with Management Technologies, Inc., a leading manufacturer and seller of trading system and banking software. Mr. Cataldo has also held the position of Executive Vice President and was cofounder of Hogan Systems, a banking software manufacturer and retailer. Mr. Cataldo has also served as President of Internet Systems, a pioneer in the Internet banking arena.

     V. TERRY FRANZKE, was appointed as a Director of the Company in May 2000. Mr. Franzke also serves as Secretary and as a member of the Board of Directors for Miracle Entertainment's parent 1st Miracle Group, Inc. For the past 15 years, Mr. Franzke has served as President of Delray Capital Corp., a merchant banking firm located in Toronto, Canada.

     JOHN SALLEY was elected as a Director of the Company in May 2000. Mr. Salley also serves as a member of the Board of Director of Miracle Entertainment's parent 1st Miracle Group, Inc. Mr. Salley is currently a player for the Los Angeles Lakers a member of the National Basketball Association. Mr. Salley has played professional basketball in the NBA for various teams since 1986. Mr. Salley has also been involved in numerous private business ventures.

         CLIFFORD D. BRUNE is a Certified Public Accountant and has had over 25 years of experience of working with public companies. Mr. Brune was appointed Vice President and Chief Financial Officer in May 2000. Mr. Brune also serves as Vice President and Chief Financial Officer of Miracle Entertainment's parent 1st Miracle Group, Inc. From 1996 to 1998, Mr. Brune held various positions with Senetek PLC, a publicly trademark biotechnology company, including Chief Financial Officer and Chief Operating Officer. Prior to joining Senetek PLC, Mr. Brune was a business unit executive for the Computer Task Group, a publicly held professional information technology services company. From 1991 to 1993, Mr. Brune served as Senior Vice President - business development, and Chief Financial Officer of Management Technologies Inc. a publicly traded banking software company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. Based upon (I) the copies of section 16(a) reports that the Company received from such persons for their 2000 fiscal year transactions and
(II) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 2000 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

ITEM 10.          EXECUTIVE COMPENSATION

         None of Miracle Entertainment's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of its business plan or a merger or acquisition. None of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

         The following table sets forth the compensation for each of the three
(3) most recent fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers.



                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                                                                 Long Term Compensation
---------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                    Awards            Payouts
-------------------- --------- -------------------------------------- -------------------------- --------- ----------
                                                          Other        Restricted   Securities              All
                                                          Annual       Stock        Underlying    LTIP      Other
Name and Principal                                        Compensation Award(s)     Options/SARs  Payouts   Compensation
Position             Year      Salary ($)   Bonus ($)     ($)          ($)          (#)           ($)
-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------
Anthony J. Cataldo   2000           0            0            0            0            0           0          0
- President, CEO
and Director
-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------
                     1999           -            -            -            -            -           -          -
-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------
                     1998           -            -            -            -            -           -          -
-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------

-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------
Clifford D. Brune    2000           0            0            0            0            0           0          0
- Vice President
and CFO
-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------
                     1999           -            -            -            -            -           -          -
-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------
                     1998           -            -            -            -            -           -          -
-------------------- --------- ------------ ------------- ----------- ------------ ------------- --------- ----------


         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

         The following table provides information concerning options granted to current officers and directors during the fiscal year ended April 30, 2000.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------------------------
                                                  Individual Grants
----------------------------------------------------------------------------------------------------------------------
                                 Number of                  % of Total
                                 Securities            Options/SARs Granted
                                 Underlying              to Employees in
                                 Options/SARs              Fiscal Year         Exercise or Base
Name                             Granted (#)                                     Price ($/SH)       Expiration Date
-------------------------------- -------------------- ----------------------- -------------------- -------------------
Anthony J. Cataldo                        0                     -                      -                   -
-------------------------------- -------------------- ----------------------- -------------------- -------------------
V. Terry Franzke                          0                     -                      -                   -
-------------------------------- -------------------- ----------------------- -------------------- -------------------
John Salley                               0                     -                      -                   -
-------------------------------- -------------------- ----------------------- -------------------- -------------------
Clifford D.  Brune                        0                     -                      -                   -
-------------------------------- -------------------- ----------------------- -------------------- -------------------


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, to the best knowledge of the Company, as of April 30, 2000, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company,
(2) beneficial ownership of shares of the Company's common stock by each current director and named executive; and (3) beneficial ownership of shares of common stock of the Company by all directors and all officers as a group.


------------------------------------- ---------------------- -------------------- -------------------- ---------------

                                                                                                        % OF COMMON
                                      SHARES OF                                   TOTAL BENEFICIAL      STOCK
NAME OF BENEFICIAL OWNER              COMMON STOCK           OPTIONS/OTHER        OWNERSHIP             OUTSTANDING
------------------------------------- ---------------------- -------------------- -------------------- ---------------
1st Miracle Entertainment Inc.(1)                 1,025,000           -                     1,025,000            100%
------------------------------------- ---------------------- -------------------- -------------------- ---------------
Anthony J. Cataldo                                        0           -                             0              0%
------------------------------------- ---------------------- -------------------- -------------------- ---------------
V. Terry Franzke                                          0           -                             0              0%
------------------------------------- ---------------------- -------------------- -------------------- ---------------
John Salley                                               0           -                             0              0%
------------------------------------- ---------------------- -------------------- -------------------- ---------------
Clifford D. Brune                                         0           -                             0              0%
------------------------------------- ---------------------- -------------------- -------------------- ---------------
All Directors and Executive Officer                       0           -                             0              0%
as a Group
------------------------------------- ---------------------- -------------------- -------------------- ---------------

____________
(1) 1st Miracle Entertainment Inc. is a wholly-owned subsidiary of 1st Miracle Group Inc. (Canada)



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sole shareholder of the Company is 1st Miracle Entertainment Inc. which is wholly-owned by 1st Miracle Group Inc. a Canadian Corporation. 1st Miracle Group Inc. provides office space to the Company at no cost to the Company. Additionally, from time to time, 1st Miracle Group Inc. may provide funding for projects and/or day-to-day operations under agreements with favorable terms to the Company. The current executive officers and members of the board of the Company hold like or similar positions with 1st Miracle Entertainment Inc. and the ultimate parent 1st Miracle Group Inc. from which they receive compensation.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS: Incorporated by reference to the Index of Exhibits appearing at the end of this Report on Form 10-KSB.

     REPORTS: The following reports on Form 8-K were filed in the fourth quarter of the fiscal year ended April 30, 2000.

         1.       Form 8-K* dated February 9, 2000

         2.       Form 8-K/A* dated March 28, 2000

         3.       Form 8-K/A* dated April 3, 2000

         4.       Form 8-K/A* dated April 7, 2000




__________________
* Denotes that the Reports were prepared by prior management.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MIRACLE ENTERTAINMENT, INC.


                                                By:  /s/ ANTHONY J. CATALDO
                                                     ----------------------
                                                     Anthony J. Cataldo
                                                     Chief Executive Officer


Dated:   August 11, 2000

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony J. Cataldo as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any attached amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                            DATE

/S/ANTHONY J. CATALDO
---------------------       President, Chief Executive       August 11, 2000
Anthony J. Cataldo          Officer and Director

/S/ V. TERRY FRANZKE
---------------------
V. Terry Franzke            Director                         August 11, 2000


---------------------
John Salley                 Director                         August 11, 2000

/S/ CLIFFORD D. BRUNE
---------------------       Vice President and Chief         August 11, 2000
Clifford D. Brune           Financial and Accounting Officer

                           MIRACLE ENTERTAINMENT INC.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS


Anthony J. Cataldo
         Chairman of the Board
         President & Chief Executive Officer

V. Terry Franzke


John Salley



                               EXECUTIVE OFFICERS

Anthony J. Cataldo
         Chairman of the Board
         President & Chief Executive Officer

Clifford D. Brune
         Vice President
         Chief Financial Officer

Auditors:
         Goldstein and Morris, Certified Public Accountants, P.C.
         36 West 44th Street, Suite 1010
         New York, NY 10036

                                INDEX OF EXHIBITS


The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below by footnote explanations at the end of the Index:


EXHIBIT NO.       DESCRIPTION OF EXHIBIT

         3.1      Certificate of Incorporation of the Company(1)
         3.2      Bylaws of the Company(1)
         3.3      Amendment to Certificate of Incorporation
         10.1     Share Purchase Agreement/Plan of Reorganization
         27.1     Financial Data Schedule





_____________________
(1) Filed previously with Form 10-SB on August 12, 1999 and incorporated by reference.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                    -----------------------------------------


FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----

         Independent Auditor's Report                                       F-2

         Balance Sheet as of April 30, 2000 and 1999                        F-3

         Statements of Operations for the Years Ended                       F-4
         April 30, 2000 and 1999

         Statements of Stockholders' Equity from July 2, 1996               F-5
         (date of inception) to April 30, 2000

         Statements of Cash Flows for the Years Ended                       F-6
         April 30, 2000 and 1999

         Notes to Financial Statements                                      F-7

            GOLDSTEIN AND MORRIS CERTIFIED PUBLIC ACCOUNTANTS, P.C.
                        36 WEST 44TH STREET, SUITE 1010
                               NEW YORK, NY 10036







Board of Directors
Miracle Entertainment, Inc.


We have audited the accompanying balance sheets of Miracle Entertainment, Inc., formerly K-9 Protection, Inc. (A Development Stage Company), which is an indirect wholly owned subsidiary of 1st Miracle Group, Inc. as of April 30, 2000 and April 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miracle Entertainment, Inc. (A Development Stage Company), as of April 30, 2000 and April 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.




August 9, 2000

/S/GOLDSTEIN AND MORRIS CERTIFIED PUBLIC ACCOUNTANTS, P.C.
----------------------------------------------------------
Goldstein and Morris Certified Public Accountants, P.C.



                           MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                             APRIL 30, 2000 AND 1999





                                                                2000        1999
                                                               ------     -------
ASSETS

Organization costs - net                                       $  --      $   138
                                                               =======    =======



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Officers loans                                             $ 2,905    $   820
                                                                          -------

Stockholders' deficiency
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; none issued or outstanding                       --         --
   Common stock, $0.001 par value, 50,000,000 shares
      authorized; 1,025,000 shares issued and
      outstanding                                                1,025      1,025
    Additional paid-in capital                                   1,975      1,975
    Deficit accumulated during the development stage            (5,905)    (3,682)
                                                               -------    -------

          Total stockholders' deficit                           (2,905)      (682)
                                                               -------    -------

                                                               $  --      $   138
                                                               =======    =======






                 The accompanying notes are an integral part of
                          these financial statements.


                           MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                       YEARS ENDED APRIL 30, 2000 AND 1999






                                               CUMULATIVE
                                               DURING
                                               DEVELOPMENT
                                               STAGE         2000        1999
                                               -----         ----        ----

Revenues                                        $  --       $  --       $  --
                                                -------     -------     -------


Expenses
   General and administrative                     5,589       2,085         735
   Amortization                                     316         138          63
                                                -------     -------     -------

       Total expenses                             5,905       2,223         798

Net loss                                          5,905      (2,223)       (798)
                                                -------     -------     -------

Accumulated deficit, beginning of year             --        (3,682)     (2,884)

Accumulated deficit, end of year                $(5,905)    $(5,905)    $(3,682)
                                                =======     =======     =======

Basic and diluted loss per share                            $ (.001)    $ (.000)
                                                            =======     =======









                 The accompanying notes are an integral part of
                          these financial statements.


                           MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

             FROM JULY 2, 1996 (date of inception) TO APRIL 30, 2000





                                 COMMON STOCK
                                 ------------
                                                      ADDITIONAL
                                                       PAID-IN-    ACCUMULATED
                            SHARES       PAR VALUE     CAPITAL      DEFICIT         TOTAL
                            ------       ---------     -------      -------         -----

Issuance of
  common shares            3,000,000    $    3,000    $     --     $     --      $    3,000

Common shares

  redeemed                (1,975,000)       (1,975)        1,975         --            --

Cumulative net loss

  during development

  stage                        --            --            --          (5,905)       (5,905)


Balance, April 30, 2000    1,025,000    $    1,025    $    1,975   $   (5,905)   $   (2,905)











                 The accompanying notes are an integral part of
                          these financial statements.



                           MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED APRIL 30, 2000 AND 1999



                                                     CUMULATIVE
                                                     DURING
                                                     DEVELOPMENT
                                                     STAGE          2000        1999
                                                     -----          ----        ----

Cash flows from operating activities:
   Net loss                                            $(5,905)   $(2,223)   $  (798)
   Adjustment to reconcile net loss to cash

      provided by operating activities:
        Amortization                                       316        138         63
   Increase (decrease) in cash flows from

     operating activities resulting from changes in:
       Organization costs                                 (316)      --         --
       Officers advances                                 2,905      2,085        735
                                                       -------    -------    -------

Net cash flows used in operating activities             (3,000)      --         --

Cash flows from financing activities:
   Issuance of common shares                             3,000       --         --

Net increase (decrease) in cash                           --         --         --

Cash, beginning of year                                   --         --         --
                                                       -------    -------    -------

Cash, end of year                                      $  --      $  --      $  --
                                                       =======    =======    =======











                 The accompanying notes are an integral part of
                          these financial statements.

                           MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

Miracle Entertainment, Inc. "the Company", was organized on July 2, 1996, under the laws of the State of Nevada as K-9 Protection, Inc. and changed its name to Miracle Entertainment, Inc. in June 2000. The Company has been in the development stage since its formation and has no current operations.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company does not have significant cash or other material assets. In February 2000, an ownership change occurred along with the establishment of a new management team. Management has raised additional capital through its parent company, and is considering expansion opportunities with the intent of becoming profitable. Management plans to devote resources toward handling their expansion into the motion picture and entertainment industry (see Note 8).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES

Income taxes are computed in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets must be reduced by a valuation allowance to amounts expected to be realized.

ORGANIZATION COSTS

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would have been calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At April 30, 2000 and 1999 the Company had no dilutive potential common shares; options or warrants.

                           MIRACLE ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - INCOME TAXES

At April 30, 2000, the Company has net operating loss carryforwards of approximately $6,000, which expire in various years through 2015, available to offset future taxable income. At April 30, 2000, the Company had a deferred tax asset amounting to approximately $2,200. The deferred tax asset consists of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law will limit the net operating loss carryforwards available for use in any given year due to the significant change in ownership (see Note 6).


NOTE 4 - EARNINGS (LOSS) PER SHARE INFORMATION

The calculation of basic and diluted earnings (loss) per share for the years ended April 30, 2000 and 1999 is as follows:

                                                     2000              1999
                                                    ------            -------

Net loss available to common share owners          $ (2,223)         $  (798)
                                                   ========          =======

Average shares outstanding (a)                     2,544,231        3,000,000
                                                   =========        =========

(a)   Used to compute basic and diluted loss per share.
       The Company has no outstanding options or warrants.



NOTE 5 - TRANSACTION WITH SHAREHOLDERS

In February 2000, in consideration of $200,000, Miracle Entertainment, Inc. a New York Corporation, a wholly owned subsidiary of 1st Miracle Group, Inc. purchased all of the outstanding common shares of the company.


NOTE 6 - RELATED PARTY TRANSACTIONS

Miracle Entertainment utilizes office space provided by its parent company 1st Miracle Group, Inc., at no cost.


NOTE 7 - CHANGE IN FISCAL YEAR

In February 2000, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from December 31, to April 30.

                           MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - SUBSEQUENT EVENT

In July 2000 the Company initiated a merger with Miracle Entertainment, Inc, formerly 1st Miracle Group, Inc., a New York corporation, which is a wholly owned subsidiary of 1st Miracle Group, Inc. a Canadian corporation registered for trading on the Ontario Securities Exchange.