Form 10QSB
period 2000-07-31
1ST MIRACLE GROUP INC
filed 2000-09-14
CIK 1091396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15d of the Securities Exchange Act of 1934 for the quarterly period ended: July 31, 2000

[ ] Transition report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934
     For the Transition period from                  to
                                    ---------------    -------------

                         Commission file number: 0-27007


                        1st Miracle Entertainment, Inc.*
                           A Development Stage Company
             (Exact name of registrant as specified in its charter)

                           Miracle Entertainment Inc.
                   (Former name if changed since last report)

       NEVADA                                           88-047481
----------------------                      ------------------------------------
(State of incorporation)                    (IRS employer identification number)

                              8730 Sunset Boulevard
                            West Hollywood, CA 90069
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 310-360-7490

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No  __
     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING SEPTEMBER 13, 2000
-------------------                            ------------------------------
Common stock, par value $.001                  1,025,000 shares of common stock
Preferred stock, par value $.001

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

*An amendment to the Registrant's Articles of Incorporation changing its corporate name was filed with the Nevada Secretary of State on September 13, 2000. Please see Part II Item 5 herein.

                         1ST MIRACLE ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX
                                                                        PAGE
                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of July 31, 2000                   2

         Consolidated Statements of Operations for the Three Months       3
             Ended July 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the Three Months       4
             Ended July 31, 2000 and 1999

         Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis or Plan of Operation        6


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                6

Item 2.  Change in Securities                                             6

Item 3.  Defaults Upon Senior Securities                                  7

Item 4.  Submission of Matters to a Vote of Security Holders              7

Item 5.  Other Information                                                7

Item 6.  Exhibits and Reports on Form 8-K                                 7

         Signature                                                        7


                         1st MIRACLE ENTERTAINMENT, INC.
                     (Formerly Miracle Entertainment, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS






                                                             July 31,  April 30,
                                                              2000       2000
                                                              ----       ----
                                                           (Unaudited)
ASSETS
------

Organization costs - net                                     $  --      $  --
                                                             -------    -------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Officers loans                                           $ 2,905    $ 2,905
                                                             -------    -------

Stockholders' deficiency
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; none issued or outstanding                     --         --
   Common stock, $0.001 par value, 50,000,000 shares
     authorized; 1,025,000 shares issued and
     outstanding                                               1,025      1,025
   Additional paid-in capital                                  1,975      1,975
   Deficit accumulated during the development stage           (5,905)    (5,905)
                                                             -------    -------

          Total stockholders' deficit                         (2,905)    (2,905)
                                                             -------    -------

                                                             $  --      $  --
                                                             =======    =======








                         1st MIRACLE ENTERTAINMENT, INC.
                     (Formerly Miracle Entertainment, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JULY 31, 2000 AND 1999






                                         Cumulative
                                           During
                                         Development
                                            Stage         2000          1999
                                         (Unaudited)   (Unaudited)   (Unaudited)
                                         -----------   -----------   -----------

Revenues                                    $  --      $  --         $  --
                                            -------    -------       --------


Expenses
   General and administrative                 5,589       --            --
   Amortization                                 316       --              15
                                            -------    -------       --------

       Total expenses                         5,905       --              15
                                            -------    -------       --------

Net loss                                      5,905       --             (15)
                                            -------    -------       --------

Accumulated deficit, beginning of year         --        (5905)       (3,682)
                                            -------    -------       --------

Accumulated deficit, end of year            $(5,905)   $(5,905)      $(3,697)
                                            =======    =======       =======

Basic and diluted loss per share                       $ (.000)      $ (.000)
                                                       =======       =======






                         1st MIRACLE ENTERTAINMENT, INC.
                     (Formerly Miracle Entertainment, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED JULY 31, 2000 AND 1999




                                                    Cumulative
                                                      During
                                                   Development
                                                       Stage        2000         1999
                                                    (Unaudited)  (Unaudited)  (Unaudited)
                                                    -----------  -----------  -----------


Cash flows from operating activities:
  Net loss                                            $(5,905)   $      --     $   (15)
  Adjustment to reconcile net loss to cash
     provided by operating activities:
       Amortization                                       316           --          15
   Increase (decrease) in cash flows from
    operating activities resulting from changes in:
     Organization costs                                  (316)          --        --
      Officers advances                                 2,905           --        --
                                                     --------    ---------     -------
Net cash flows used in operating activities            (3,000)          --        --

Cash flows from financing activities:
   Issuance of common shares                            3,000           --        --
                                                     --------    ---------     -------

Net increase (decrease) in cash                          --             --        --
                                                     --------    ---------     -------

Cash, beginning of period                                --             --        --
                                                     --------    ---------     -------

Cash, end of period                                   $  --      $      --     $  --
                                                     ========    =========     =======




                         1st MIRACLE ENTERTAINMENT, INC.
                     (Formerly Miracle Entertainment, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the financial position of 1st Miracle Entertainment, Inc. (the "Company") at July 31, 2000 and April 30, 2000, and the results of its operations and its cash flows for the three months ended July 31, 2000 and 1999. The results of operations for the interim periods ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

1st Miracle Entertainment, Inc. "the Company", was organized on July 2, 1996, under the laws of the State of Nevada as K-9 Protection, Inc. and subsequently obtained shareholder approval from its sole shareholder and parent, 1st Miracle Entertainment, Inc. (New York) to change its name to 1st Miracle Entertainment, Inc. in September 2000. The Company has been in the development stage since its formation and has no current operations.

NOTE 2 - UNAUDITED INTERIM FINANCIAL INFORMATION
------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended April 30, 2000, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 14, 2000.

NOTE 3 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company does not have significant cash or other material assets. In February 2000, an ownership change occurred along with the establishment of a new management team. Management has raised additional capital through its parent company, and is considering expansion opportunities with the intent of becoming profitable. Management plans to devote resources toward handling their expansion into the motion picture and entertainment industry.


NOTE 3 - CHANGE IN FISCAL YEAR
------------------------------

In February 2000, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from December 31, to April 30.


NOTE 4 -BUSINESS COMBINATION
----------------------------

The Company is in the process of merging with 1st Miracle Entertainment, Inc, a New York corporation, which is a wholly owned subsidiary of 1st Miracle Group, Inc. a Canadian corporation registered for trading on the Ontario Securities Exchange.

1st Miracle Entertainment, Inc.  has no assets, liabilities or equity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

           1st Miracle Entertainment, Inc. ("Miracle Entertainment"), a Nevada corporation, is a development stage company and is wholly-owned by 1st Miracle Entertainment, Inc., a New York corporation whose parent is 1st Miracle Group, Inc. a corporation registered for trading on the Ontario Securities Exchange and the Pink Sheets LLC. Miracle Entertainment intends to develop and produce feature length films from scripts that are acquired or developed. It is unlikely that any film will be completed or commenced during this first twelve month period of the implementation of the business plan. Thereafter, depending upon certain factors, the Company intends to develop and produce three or more films each year provided it can successfully implement its business plan.

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

           The Company will, however, require a small amount of funds to maintain its offices and to develop films it decides to produce. Such amounts are considered to be relatively minor. Management is confident that such funding will be available by way of loans from the Company's ultimate parent or other sources.

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

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended July 31, 2000.

ITEM 2.    CHANGE IN SECURITIES

           This item is not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           This item is not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           This item is not applicable.

ITEM 5. OTHER INFORMATION

           On September 8, 2000, the Registrants (the "Company") obtained Shareholder approval to amend the Company's Certificate of Incorporation to change the name of the Company to 1st Miracle Entertainment, Inc. In accordance with the affirmative vote to amend the Certificate of Incorporation, the amendment of the Company's Article of Incorporation was duly filed with the Nevada Secretary of State on September 13, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS.

           Exhibit 27.1, Financial Data Schedule

(B)        REPORTS ON FORM 8-K

           A report on Form 8-K dated May 12, 2000 was filed by the Company on May 18, 2000 regarding a change in Certifying Accountants.

           A report on Form 8-K/A dated May 12, 2000 was filed by the Company on June 19, 2000 regarding a change in Certifying Accountants.

           A report on Form 8-K/A dated July 7, 2000 was filed by the Company on July 12, 2000 regarding a change in Certifying Accountants.

           A report on Form 8-K dated September 8, 2000 was filed by the Company on September 13, 2000 regarding the change in corporate name.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     West Hollywood, CA
           September 14, 2000                   1st Miracle Entertainment, Inc.



                                                By: /s/ Clifford D. Brune
                                                    ---------------------
                                                    Clifford D. Brune,
                                                    Chief Financial Officer,
                                                    Asst. Secretary