Form 10QSB
period 2000-10-31
1ST MIRACLE ENTERTAINMENT INC
filed 2000-12-14
CIK 1091396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: October 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period
     from                      to
         ---------------------- ----------------------

                         Commission file number: 0-27007


                         1st Miracle Entertainment, Inc.
                          A Development Stage Company
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                      88-047481
------------------------------------         ---------------------------------
    (State of incorporation)                (IRS employer identification number)

                              8730 Sunset Boulevard
                            West Hollywood, CA 90069
                            ------------------------
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 310-360-7490
                                                          ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---      ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                          OUTSTANDING DECEMBER 13, 2000
-------------------                          -----------------------------
Common stock, par value $.001                         1,025,000
Preferred stock, par value $.001

Transitional Small Business Disclosure Format (check one)
Yes     No X
   ---    ---

                         1ST MIRACLE ENTERTAINMENT INC.
                         (A Development Stage Company)

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of October 31, 2000

         Consolidated Statements of Operations for the Three Months and Six
             Months Ended October 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the Six Months
             Ended October 31, 2000 and 1999

         Notes to Financial Statements

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signature

PART I   FINANCIAL INFORMATION



                         ITEM I. FINANCIAL INFORMATION:



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                          October 31,  April 30,
                                                             2000         2000
                                                          ----------- ----------
                                                          (Unaudited)
ASSETS
------

Organization costs - net                                     $  --      $  --
                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Officers loans                                           $ 2,905    $ 2,905
                                                             -------    -------

Stockholders' deficiency
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; none issued or outstanding                     --         --
   Common stock, $0.001 par value, 50,000,000 shares
      authorized; 1,025,000 shares issued and
      outstanding                                              1,025      1,025
    Additional paid-in capital                                 1,975      1,975
    Deficit accumulated during the development stage          (5,905)    (5,905)
                                                             -------    -------

          Total stockholders' deficit                         (2,905)    (2,905)
                                                             -------    -------

                                                             $  --      $  --
                                                             =======    =======






                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999







                                               CUMULATIVE
                                                 DURING
                                               DEVELOPMENT
                                                 STAGE       2000        1999
                                              ----------- ----------  ---------
                                              (Unaudited)(Unaudited) (Unaudited)

Revenues                                        $  --       $  --       $  --
                                                -------     -------     -------


Expenses
   General and administrative                     5,589        --          --
   Amortization                                     316        --           143
                                                -------     -------     -------

       Total expenses                             5,905        --           143
                                                -------     -------     -------

Net loss                                          5,905        --          (143)
                                                -------     -------     -------

Accumulated deficit, beginning of year             --        (5,905)     (3,682)
                                                -------     -------     -------

Accumulated deficit, end of year                $(5,905)    $(5,905)    $(3,825)
                                                =======     =======     =======

Basic and diluted loss per share                            $ (.000)    $ (.000)
                                                            =======     =======




                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999






                                                           2000         1999
                                                        ----------   ----------
                                                        (Unaudited)  (Unaudited)

Revenues                                                 $  --          $  --

Expenses
   General and administrative                               --             --
   Amortization                                             --              128
                                                         -------        -------

       Total expenses                                       --              128
                                                         -------        -------

Net loss                                                    --             (128)
                                                         -------        -------

Accumulated deficit, beginning of period                  (5,905)        (3,697)
                                                         -------        -------

Accumulated deficit, end of period                       $(5,905)       $(3,825)
                                                         =======        =======

Basic and diluted loss per share                         $ (.000)       $ (.000)
                                                         =======        =======





                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999






                                                     Cumulative
                                                       During
                                                     Development
                                                       STAGE         2000          1999
                                                    ------------  ----------     ---------
                                                    (Unaudited)   (Unaudited)   (Unaudited)

Cash flows from operating activities:
   Net loss                                            $(5,905)   $      --     $  (143)
   Adjustment to reconcile net loss to cash

      provided by operating activities:
        Amortization                                       316           --         143
   Increase (decrease) in cash flows from

     operating activities resulting from changes in:
       Organization costs                                 (316)          --        --
       Officers advances                                 2,905           --        --
                                                       -------    -----------   -------

Net cash flows used in operating activities             (3,000)          --        --

Cash flows from financing activities:
   Issuance of common shares                             3,000           --        --
                                                       -------    -----------   -------

Net increase (decrease) in cash                           --             --        --
                                                       -------    -----------   -------

Cash, beginning of period                                 --             --        --
                                                       -------    -----------   -------

Cash, end of period                                    $  --      $      --     $  --
                                                       =======    ===========   =======



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of 1st Miracle Entertainment, Inc. (the "Company") at October 31, 2000, and the results of its operations and its cash flows for the six months and three months ended October 31, 2000 and 1999. The results of operations for the interim period ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

1st Miracle Entertainment, Inc. "the Company", was organized on July 2, 1996, under the laws of the State of Nevada as K-9 Protection, Inc. and subsequently changed its name to 1st Miracle Entertainment, Inc. on September 13, 2000. The Company has been in the development stage since its formation and has no current operations. The Company is a wholly owned subsidiary of 1st Miracle Entertainment Inc. (NY) whose ultimate parent is 1st Miracle Group Inc. a Canadian corporation which is registered for trading on the Ontario Securities Exchange and also trades on the Pink Sheets.


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

NOTE 3 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company does not have significant cash or other material assets. In February 2000, an ownership change occurred along with the establishment of a new management team. Management may raise additional capital through its parent company, and is considering expansion opportunities with the intent of becoming profitable. Management plans to devote resources toward handling their expansion into the motion picture and entertainment industry.

                        1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - CHANGE IN FISCAL YEAR
------------------------------

In February 2000, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from December 31, to April 30.


NOTE 5 -BUSINESS COMBINATION
----------------------------

The Company is in the process of merging with 1st Miracle Entertainment, Inc,
(NY) formerly 1st Miracle Group, Inc., a New York corporation, which is a wholly owned subsidiary of 1st Miracle Group, Inc. a Canadian corporation registered for trading on the Ontario Securities Exchange.

1st Miracle Entertainment, Inc. (NY) has no assets, liabilities or equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPEARTIONS

PLAN OF OPERATION

         1st Miracle Entertainment, Inc. ("Miracle Entertainment" or the "Company"), a Nevada corporation, is a development stage company and is wholly-owned by 1st Miracle Entertainment, Inc., a New York corporation whose parent is 1st Miracle Group, Inc. a corporation registered for trading on the Ontario Securities Exchange and the Pink Sheets. Miracle Entertainment in conjunction with its parent company intends to develop and produce feature length films from scripts that are acquired or developed. Depending upon certain factors, the Company intends to develop and produce three or more films each year.

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

PART II  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended October 31, 2000.

ITEM 2.           CHANGE IN SECURITIES

                  This item is not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  This item is not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  This item is not applicable.

ITEM 5.           OTHER INFORMATION

                  This item is not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)               EXHIBITS.

                  Exhibits 27.1, Financial Data Schedule

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

Dated:   West Hollywood, CA
         December 13, 2000
                                     1st Miracle Entertainment, Inc.


                                      By:      /s/ CLIFFORD D. BRUNE
                                               ---------------------
                                               Clifford D. Brune
                                               Chief Financial Officer and
                                               Assistant Secretary