Form 10QSB
period 2001-01-31
1ST MIRACLE ENTERTAINMENT INC
filed 2001-03-13
CIK 1091396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: January 31, 2001

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

TITLE OF EACH CLASS                          OUTSTANDING MARCH 12, 2001
-------------------                          -----------------------------
Common stock, par value $.001                         1,025,000
Preferred stock, par value $.001

Transitional Small Business Disclosure Format (check one)
Yes     No X
   ---    ---

                         1ST MIRACLE ENTERTAINMENT INC.
                         (A Development Stage Company)

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of January 31, 2001

         Consolidated Statements of Operations for the Three Months and Nine
             Months Ended January 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the Nine Months
             Ended January 31, 2001 and 2000

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

         Signature

PART I   FINANCIAL INFORMATION



                         ITEM I. FINANCIAL INFORMATION:



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                          January 31,  April 30,
                                                             2001         2000
                                                          ----------- ----------
                                                          (Unaudited)
ASSETS
------

Organization costs - net                                     $  --      $  --
                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Officers loans                                           $ 2,905    $ 2,905
                                                             -------    -------

Stockholders' deficiency
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; none issued or outstanding                     --         --
   Common stock, $0.001 par value, 50,000,000 shares
      authorized; 1,025,000 shares issued and
      outstanding                                              1,025      1,025
    Additional paid-in capital                                 1,975      1,975
    Deficit accumulated during the development stage          (5,905)    (5,905)
                                                             -------    -------

          Total stockholders' deficit                         (2,905)    (2,905)
                                                             -------    -------

                                                             $  --      $  --
                                                             =======    =======






                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                   NINE MONTHS ENDED JANUARY 31, 2001 and 2000







                                               CUMULATIVE
                                                 DURING
                                               DEVELOPMENT
                                                 STAGE       2001        2000
                                              ----------- ----------  ---------
                                              (Unaudited)(Unaudited) (Unaudited)

Revenues                                        $  --       $  --       $  --
                                                -------     -------     -------


Expenses
   General and administrative                     5,589        --          --
   Amortization                                     316        --           143
                                                -------     -------     -------

       Total expenses                             5,905        --           143
                                                -------     -------     -------

Net loss                                          5,905        --          (143)
                                                -------     -------     -------

Accumulated deficit, beginning of year             --        (5,905)     (3,682)
                                                -------     -------     -------

Accumulated deficit, end of year                $(5,905)    $(5,905)    $(3,825)
                                                =======     =======     =======

Basic and diluted loss per share                            $ (.000)    $ (.000)
                                                            =======     =======




                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED JANUARY 31, 2001 and 2000






                                                           2001         2000
                                                        ----------   ----------
                                                        (Unaudited)  (Unaudited)

Revenues                                                 $  --          $  --

Expenses
   General and administrative                               --             --
   Amortization                                             --              128
                                                         -------        -------

       Total expenses                                       --              128
                                                         -------        -------

Net loss                                                    --             (128)
                                                         -------        -------

Accumulated deficit, beginning of period                  (5,905)        (3,697)
                                                         -------        -------

Accumulated deficit, end of period                       $(5,905)       $(3,825)
                                                         =======        =======

Basic and diluted loss per share                         $ (.000)       $ (.000)
                                                         =======        =======





                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED JANUARY 31, 2001 and 2000






                                                     Cumulative
                                                       During
                                                     Development
                                                       STAGE         2001          2000
                                                    ------------  ----------     ---------
                                                    (Unaudited)   (Unaudited)   (Unaudited)

Cash flows from operating activities:
   Net loss                                            $(5,905)   $      --     $  (143)
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
                                                       =======    ===========   =======



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of 1st Miracle Entertainment, Inc. (the "Company") at January 31, 2001, and the results of its operations and its cash flows for the nine months and three months ended January 31, 2001 and 2000. The results of operations for the interim period ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 5 -BUSINESS COMBINATION
----------------------------

Previously, the Company intended to merge with its parent Company 1st Miracle Entertainment, Inc. (NY), a New York corporation, whose ultimate parent is 1st Miracle Group, Inc. a Canadian corporation registered for trading on the Ontario Securities Exchange. At the present time, management has elected not to proceed with its plans to merge with 1st Miracle Entertainment Inc. (N.Y.).

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

PART II  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended January 31, 2001.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)               EXHIBITS.

                  Exhibits 27.1, Financial Data Schedule

(B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended January 31, 2001.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   West Hollywood, CA
         March 13, 2001
                                     1st Miracle Entertainment, Inc.


                                      By:      /s/ CLIFFORD D. BRUNE
                                               ---------------------
                                               Clifford D. Brune
                                               Chief Financial Officer and
                                               Assistant Secretary