Form 10KSB
period 2001-04-30
1ST MIRACLE ENTERTAINMENT INC
filed 2001-08-13
CIK 1091396

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended                              Commission File Number
April 30, 2001                                                   0-27007

                         1ST MIRACLE ENTERTAINMENT, INC.
================================================================================
                           A DEVELOPMENT STAGE COMPANY
               (Exact name of registrant specified in its charter)
                  Predecessor Name: Miracle Entertainment Inc.


          NEVADA                                         88-047481
          ------                                         ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8730 SUNSET BOULEVARD, WEST HOLLYWOOD, CA                      90069
-----------------------------------------                      -----
(Address of Principal executive offices)                      Zip Code

                                  310-360-7490
                                  ------------
              (Registrant's Telephone number, including area code)

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

                        Yes     X            No _____
                              -------

           Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X


           There presently is no trading market for the voting stock. As of July 31,2001, the registrant had outstanding 1,025,000 Shares.

           There were no revenues for the fiscal year ended April 30, 2001 as the registrant was deemed a development stage company.

                         1ST MIRACLE ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001
                                      INDEX
                                                                           PAGE


PART I                                                                       1

   ITEM 1.    BUSINESS                                                       1
   ITEM 2.    PROPERTIES                                                     2
   ITEM 3.    LEGAL ROCEEDINGS                                               2
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIESHOLDERS           2

PART II                                                                      2

   ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS                                     2
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS           2
   ITEM 7.    FINANCIAL STATEMENTS                                           3
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURES                    3

PART III                                                                     3

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                     OF THE EXCHANGE ACT                                     3
   ITEM 10.   EXECUTIVE COMPENSATION                                         5
   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT                                   6
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 6
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                               6

SIGNATURES                                                                   7


INDEX OF EXHIBITS                                                            8

                                     PART I

ITEM 1.                 BUSINESS

           1st Miracle Entertainment, Inc. was incorporated in the state of New York on April 1, 1999 and is a wholly-owned subsidiary of 1st Miracle Group, Inc., a Canadian corporation registered for trading on the Ontario Securities Exchange and on the Pink Sheets LLC. As of February of 2000, 1st Miracle Entertainment, entered into an agreement to purchase all the issued and outstanding shares of K-9 Protection, Inc. a Nevada corporation registered under
Section 12 (g) of the Securities Exchange Act of 1934, in a stock purchase transaction. Resultantly, 1st Miracle Entertainment (NY) acquired all the issued and outstanding share of K-9. The Articles of Incorporation of K-9 were subsequently amended to change its corporate name to 1st Miracle Entertainment, Inc.

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

           1st Miracle Entertainment currently has no business operations. As a wholly-owned subsidiary of 1st Miracle Group, 1st Miracle Entertainment intends to implement a business plan similar to the business plan currently being implemented by its parent 1st Miracle Group which is focused on the development of full length feature films in a number of popular genres, including comedy, action and drama. In addition to plans to develop full length feature films, the 1st Miracle Entertainment business plan intends to focus on the following areas:

           -- Development of screenplays and programming;
           -- Acquisition of screenplays and programming;
           -- Distribution of films in the United States and abroad; and -- Licensing and distribution of products associated with film projects.

           1st Miracle Entertainment intends to derive revenue from full-length feature films through the release and distribution of films both domestically and abroad. Further revenues may be derived from the sale of video or television rights and the licensing of intellectual property associated with productions.

           1st Miracle Entertainment faces well-established and well-funded competition. Motion pictures are produced and marketed by major film studios as well as a large number of smaller well established independent production companies. 1st Miracle Entertainment intends to compete with both major film studios and the smaller independent production companies in the production and marketing of feature films. Many of 1st Miracle Entertainment's competitors will be well-established organizations with extensive knowledge of the industry, with greater marketing staffs and more expansive organizations with financial resources in excess of those available to 1st Miracle Entertainment.

           1st Miracle Entertainment is a development stage company. At this time, 1st Miracle Entertainment does not have any screenplays under production nor does it own the rights to any screen plays, resultantly, it does not have any agreements for distribution of films. 1st Miracle Entertainment does not intend to undertake any efforts to cause a market to develop in its securities until such time as it has successfully implemented its business plan.

           At the current time, there is no need for governmental approval for 1st Miracle Entertainment's intended principal products or services. However, recent attention has been focused on the content of films offered by the entertainment industry. Specifically, certain sub-committees of the United States Congress have sought to determine if there is any nexus, between violent content in television and movies and crimes committed in society. While 1st Miracle Entertainment believes that there will be no restrictions on the content offered by the entertainment industry, it is possible that restrictions on entertainment content could be imposed in the future.

MANAGEMENT CHANGES

           Prior to the end of 1st Miracle Entertainment's Fiscal Year, V. Terry Franzke resigned as a member of the Board of Directors and Clifford D. Brune resigned as Vice-President and Chief Financial Officer. Subsequently Mr. Martin Landau and Mr. Steve M. Popple were appointed to the Board of Directors.

EMPLOYEES

           1st Miracle Entertainment did not employ any full time paid employees as of April 30, 2001. The company's future success depends, in part, on its ability to retain and attract new management and employees with extensive experience in the entertainment industry.

ITEM 2.               PROPERTIES

           1st Miracle Entertainment utilizes office space provided at no cost by its parent company 1st Miracle Group. Current offices are located at 8730 Sunset Boulevard, Penthouse East, Los Angeles, CA 90069. It is believed that the current office space is adequate for the immediate future and the intended implementation of 1st Miracle Entertainment's business plan.

ITEM 3.              LEGAL PROCEEDINGS

           1st Miracle Entertainment is not a party to any material pending legal proceedings and, to the best of management's knowledge, no such action by or against 1st Miracle Entertainment has been threatened.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           While 1st Miracle Entertainment's ultimate parent 1st Miracle Group's common stock is currently traded on the Pink Sheets, there is no current market for 1st Miracle Entertainment's securities, and the Company does not intend to undertake any efforts to cause a market to develop until it has successfully implemented its business plan. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

1st Miracle Entertainment intends to develop and produce feature length films from scripts that are acquired or developed. 1st Miracle Entertainment does not intend to use its own funds for the production of films. The Company intends to use established methods of film financing to avoid as far as is possible any financial risk or burden to shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world.

           The Company will, however, require a small amount of funds to maintain its offices and to develop films it decides to produce. Such amounts are considered to be relatively minor. Management is confident that such funding will be available by way of loans from the Company's ultimate parent 1st Miracle Group or other sources.

           If the Company is able to generate fees from the production of films and sees profits being derived from the release and sale of completed films, management believes that 1st Miracle Entertainment will be able to meet its minimum operating requirements. The Company then anticipates having funds available for the acquisition of further rights to scripts and screen plays that it can then develop on an on-going basis.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 12, 2000, by resolution of the Board of Directors of 1st Miracle Entertainment, it was resolved that the auditing firm of Berg & Co. LLP be dismissed. Berg issued a qualification in its audited report for 1st Miracle Entertainment's parent company for the fiscal years ended April 30, 1999 and 1998. The Company disagreed with the qualification in the Berg audited report and engaged Goldstein and Morris Certified Public Accountants, P.C. as special consultants to review the qualification. Goldstein & Morris as special consultants advised that in accordance with SAS No. 58 (AU 508), a qualified opinion should be rendered only when there is a scope limitation, departure from generally accepted accounting principals or going concern issue. The special consultants further advised that a qualified opinion should not be issued when there is an uncertainty or contingency not determinable, as long as the uncertainty or contingency was not due to a scope limitation. As such, it was 1st Miracle Entertainment's parent's contention that the explanatory paragraph contained in the auditor's report for fiscal year ended April 30, 1999 was not appropriate.

           The Board of Directors of 1st Miracle Entertainment and its parent company retained Goldstein & Morris as their regular auditors as of May 16, 2000 to re-audit 1st Miracle Group's fiscal years ended April 30, 1999 and 1998 and to issue their report as well as to audit the financial statements for the ensuing fiscal year.

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

           Officers and directors will devote their time to 1st Miracle Entertainment on an "as-needed" basis.

           Information as to our Directors and Executive Officers is as follows:

NAME/ADDRESS                              POSITION                        AGE
------------                              --------                        ---

Anthony J. Cataldo                        President, Chief                 51
c/o 1st Miracle Entertainment, Inc.       Executive Officer, and
8730 Sunset Boulevard - Penthouse East    Chairman of the Board
West Hollywood, CA 90069

John Salley                               Director                         38
c/o 1st Miracle Entertainment, Inc.
8730 Sunset Boulevard - Penthouse East
West Hollywood, CA 90069

Martin Landau                             Director
c/o 1st Miracle Entertainment, Inc.
8730 Sunset Boulevard - Penthouse East
West Hollywood, CA 90069

Steve M. Popple                           Director                         50
c/o 1st Miracle Entertainment, Inc.
8730 Sunset Boulevard - Penthouse East
West Hollywood, CA 90069

           ANTHONY J. CATALDO was appointed President, Chief Executive Officer and Chairman of the Board of Directors in May 2000. Mr. Cataldo is also the Chief Executive Officer and Chairman of 1st Miracle Entertainment's parent 1st Miracle Group Inc. Mr. Cataldo has held management positions with a number of emerging growth and publicly traded companies. Most recently, from August 1996 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC, a publicly traded biotechnology company involved in age-related therapies. From 1990 to 1995, Mr. Cataldo held various positions including Chairman and Chief Executive Officer with Management Technologies, Inc., a leading manufacturer and seller of trading system and banking software. Mr. Cataldo has also held the position of Executive Vice President and was cofounder of Hogan Systems, a banking software manufacturer and retailer. Mr. Cataldo has also served as President of Internet Systems, a pioneer in the Internet banking arena.

           JOHN SALLEY was elected as a Director of the Company in May 2000. Mr. Salley also serves as a member of the Board of Director of 1st Miracle Entertainment's parent 1st Miracle Group, Inc. Mr. Salley is currently a player for the Los Angeles Lakers a member of the National Basketball Association. Mr. Salley has played professional basketball in the NBA for various teams since 1986. Mr. Salley has also been involved in numerous private business ventures.

           MARTIN LANDAU has served as a member of the Board of Directors since April 2001. Mr. Landau is an actor whose award-winning career spans over four decades. Mr. Landau has been honored with many awards including a 1994 Oscar for Best Supporting Actor for his performance as "Bela Lugosi" in Tim Burton's ED WOOD. He has also received two prior Oscar nominations: In 1988 for his performance as "Abe Karatx" in Francis Ford Copola's TUCKER; and in 1989 for his role as "Juah Rosenthal" in Woody Allen's CRIMES AND MISDEMEANORS. Mr. Landau has extensive experience in the entertainment industry both on and off camera.

         STEVE M. POPPLE was appointed as a member of the Board of Directors in April 2001. He has held a number of Senior Management positions with some of the worlds leading financial systems suppliers. Mr. Popple has been Managing Director for the Europe, Middle East and Africa operation of Prologic Corporation. Prologic Corporation is a supplier of advanced web enabled, multi channel systems for portal based wealth management including E-banking, M-banking, E-brokerage and financial data aggregation. Mr. Popple started his career with Hambros, one of London's premiere investment banking firms.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. Based upon (I) the copies of section 16(a) reports that the Company received from such persons for their 2000 fiscal year transactions and
(II) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 2001 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION

           None of 1st Miracle Entertainment's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of its business plan or a merger or acquisition. None of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

           The following table sets forth the compensation for each of the three
(3) most recent fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

                                            Long Term Compensation
                                                       Annual Compensation              Awards          Payouts

                                                    Other          Restricted   Securities                   All
                                                    Annual         Stock        Underlying    LTIP      Other
                                                    Compensation   Award(s)     Options/SARs  Payouts   Compensation


Name and Principal
Position             Year    Salary ($)  Bonus ($)     ($)          ($)           (#)         ($)

Anthony J. Cataldo    2001       0          0           0            0             0           0           0
   President, CEO
   and Director

                      2000       0          0           0            0             0           0           0

                      1999       -          -           -            -             -           -           -


           No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

           The following table provides information concerning options granted to current officers and directors during the fiscal year ended April 30, 2001.

                                              Individual Grants

                     Number of          % of Total
                     Securities         Options/SSRs Granted
                     Underlying         to Employee in
                     Options/SSRs       Fiscal Year            Exercise or Base
Name                 Granted (#)                               Price ($/SH)       Expiration Date

Anthony J. Cataldo      0                    -                      -                -

John Salley             0                    -                      -                -

Martin Landau           0                    -                      -                -

Steve M. Popple         0                    -                      -                -


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, to the best knowledge of the Company, as of April 30, 2001, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company,
(2) beneficial ownership of shares of the Company's common stock by each current director and named executive; and (3) beneficial ownership of shares of common stock of the Company by all directors and all officers as a group.

                                                                                                    % OF COMMON
                                           SHARES OF                            TOTAL BENENFICIAL   STOCK
NAME OF BENEFICIAL OWNER                   COMMON STOCK      OPTIONS/OTHER      OWNERSHIP           OUTSTANDING


1st Miracle Entertainment Inc. (NY) (1)     1,025,000             -              1,025,000           100%

Anthony J. Cataldo                                  0             -                      0             0%

John Salley                                         0             -                      0             0%

Martin Landau                                       0             -                      0             0%

Steve M. Popple                                     0             -                      0             0%

All Directors and Executive Office as a             0             -                      0             0%
Group

-----------
(1) 1st Miracle Entertainment Inc. (NY)is a wholly owned subsidiary of 1st Miracle Group Inc. (Canada)


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The sole shareholder of the Company is 1st Miracle Entertainment Inc. which is wholly-owned by 1st Miracle Group Inc. a Canadian corporation. 1st Miracle Group Inc. provides office space to the Company at no cost to the Company. Additionally, 1st Miracle Group Inc. may in the future provide funding for projects and/or day-to-day operations under agreements with favorable terms to the Company. The current executive officers and members of the board of the Company hold like or similar positions with 1st Miracle Entertainment Inc. and the ultimate parent 1st Miracle Group Inc. from which they receive compensation.


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

                                                1ST MIRACLE ENTERTAINMENT, INC.


                                                By:  /S/ ANTHONY J. CATALDO
                                                     ----------------------

                                                     Anthony J. Cataldo
                                                     Chief Executive Officer

Dated:   August 10, 2001


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


SIGNATURE                    TITLE                              DATE

/S/ ANTHONY J. CATALDO       President, Chief Executive      August 10, 2001
----------------------
Anthony J. Cataldo           Officer and Director


John Salley                  Director                        August , 2001

/S/ MARTIN LANDAU
Martin Landau                Director                        August 10, 2001

/S/ STEVE M. POPPLE
Steve M. Popple              Director                        August 10, 2001


                         1ST MIRACLE ENTERTAINMENT INC.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS


Anthony J. Cataldo
           Chairman of the Board
           President & Chief Executive Officer

John Salley

Martin Landau

Steve M. Popple

                               EXECUTIVE OFFICERS

Anthony J. Cataldo
           Chairman of the Board
           President & Chief Executive Officer

Auditors:
           Goldstein and Morris, Certified Public Accountants, P.C. 36 West 44th Street, Suite 1010
           New York, NY 10036


                                INDEX OF EXHIBITS


The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-KSB, as indicated below by footnote explanations at the end of the Index:


EXHIBIT NO.          DESCRIPTION OF EXHIBIT

           3.1       Certificate of Incorporation of the Company(1)
           3.2       Bylaws of the Company(1)
           3.3       Amendment to Certificate of Incorporation(1)
           10.1      Share Purchase Agreement/Plan of Reorganization(1)


---------------------
(1) Filed previously

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                       PAGE
--------------------


           Independent Auditor's Report                                      F-2

           Balance Sheet as of April 30, 2001 and 2000                       F-3

           Statements of Operations for the Years Ended                      F-4
           April 30, 2001 and 2000

           Statements of Stockholders' Equity from July 2, 1996              F-5
           (date of inception) to April 30, 2001

           Statements of Cash Flows for the Years Ended                      F-6
           April 30, 2001 and 2000

           Notes to Financial Statements                             F-7 and F-8

                         1ST MIRACLE ENTERTAINMENT, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2001 AND 2000

                               GOLDSTEIN & MORRIS
                       Certified Public Accountants, P.C.
                               36 West 44th Street
                               New York, NY 10030





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'





Board of Directors
1st Miracle Entertainment, Inc.


We have audited the accompanying balance sheets of 1st Miracle Entertainment, Inc., (A Development Stage Company), which is a wholly owned subsidiary of 1st Miracle Group, Inc. as of April 30, 2001 and April 30, 2000 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the period from July 2, 1996 (inception) through April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st Miracle Entertainment, Inc. (A Development Stage Company), as of April 30, 2001 and 2000 and the related statements of operations, stockholders, equity and cash flows for the years then ended and from July 2, 1996 (inception) through April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ GOLDSTEIN & MORRIS
----------------------
New York, NY
July 19, 2001



                         1ST MIRACLE ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                             APRIL 30, 2001 AND 2000


                                                              2001       2000
                                                              ----       ----

ASSETS
------

Organization costs - net                                     $  --      $  --
                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------


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

    Common stock, $0.001 par value, 50,000,000 shares

      authorized; 1,025,000 shares issued and

      outstanding                                              1,025      1,025

    Additional paid-in capital                                 1,975      1,975

    Deficit accumulated during the development stage          (5,905)    (5,905)
                                                             -------    -------



          Total stockholders deficit                          (2,905)    (2,905)
                                                             -------    -------






                     The accompanying notes are an integral
                      part of these financial statements.


                         1ST MIRACLE ENTERTAINMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

             JULY 2, 1996 (Date of Inception) THROUGH APRIL 30, 2001







                                                  From
                                               July 2, 1996
                                                (Inception)    YEARS ENDED, APRIL 30
                                             To April 30, 2001   2001       2000
                                                  -----          ----       ----

Revenues                                        $  --       $  --       $  --
                                                -------     -------     -------

Expenses

   General and administrative                     5,589        --         2,085

   Amortization                                     316         138
                                                -------     -------     -------

       Total expenses                             5,905       2,223
                                                -------     -------     -------


Net loss                                          5,905      (2,223)
                                                -------     -------     -------


Accumulated deficit, beginning of year             --        (5,905)     (3,682)
                                                -------     -------     -------



Accumulated deficit, end of year                $(5,905)    $(5,905)    $(5,905)
                                                =======     =======     =======



Basic and diluted loss per share                            $ (.000)    $ (.001)
                                                            =======     =======





                     The accompanying notes are an integral
                      part of these financial statements.


                         1ST MIRACLE ENTERTAINMENT, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                 FROM JULY 2, 1996 (inception) TO APRIL 30, 2001




                                  COMMON STOCK
                                  ------------
                                                       ADDITIONAL     ACCUMULATED
                            SHARES       PAR VALUE    PAID-IN-CAPITAL   DEFICIT      TOTAL
                            ------       ---------    ---------------   -------      -----

Issuance of
     Common shares         3,000,000    $    3,000    $     --     $     --      $    3,000

Common shares
    Redeemed              (1,975,000)       (1,975)        1,975         --            --

Cumulative net loss
     During development
     Stage                      --            --            --         (5,905)       (5,905)
                          ----------    ----------    ----------   ----------    ----------


Balance, April 30, 2001    1,025,000    $    1,025    $    1,975   $   (5,905)   $   (2,905)
                          ==========    ==========    ==========   ==========    ==========









                 The accompanying notes are an integral part of
                          these financial statements.


                         1ST MIRACLE ENTERTAINMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS





                                                  From
                                               July 2, 1996
                                                (Inception)
                                                To April 30, Years ended April 30,
                                                    2001        2001     2000
                                                    -----       ----     ----


Cash flows from operating activities:

   Net loss                                           $(5,905)   $--     $(2,223)

   Adjustment to reconcile net loss to cash provided by operating activities:

        Amortization                                      316     --         138

   Increase (decrease) in cash flows from
    operating activities resulting from changes in:

      Organization costs                                 (316)    --        --

       Officers advances                                2,905     --       2,085
                                                      -------    ----     ------

Net cash flows used in operating activities            (3,000)    --        --


Cash flows from financing activities:

   Issuance of common shares                            3,000               --
                                                      -------    ----     ------
Net increase (decrease) in cash                          --                 --
                                                      -------    ----     ------

Cash, beginning of year                                  --                 --
                                                      -------    ----     ------
Cash, end of year                                     $  --      $--     $  --
                                                      =======    =====   =======






                     The accompanying notes are an integral
                      part of these financial statements.

                         1ST MIRACLE ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

1st Miracle Entertainment, Inc. "the Company", was organized on July 2, 1996, under the laws of the State of Nevada as K-9 Protection, Inc. and changed its name to 1st Miracle Entertainment, Inc. on September 13, 2000. The Company has no current operations and, in accordance with SFAS 7, is considered a development stage company.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company does not have significant cash or other material assets. In February 2000, an ownership change occurred along with the establishment of a new management team. Management may raise additional capital through its parent company, and is considering expansion opportunities with the intent of becoming profitable. Management plans to devote resources toward handling their expansion into the motion picture and entertainment industry. As of the date of this report, no plan has been implemented and the Company is inactive.

Previously, the Company intended to merge with its parent company 1st Miracle Entertainment Inc. (NY), whose ultimate parent is 1st Miracle Group, Inc. a Canadian corporation. At the present time, management has elected not to proceed with its plans to merge with 1st Miracle Entertainment, Inc. (NY).

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

INCOME TAXES

Income taxes are computed in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets must be reduced by a valuation allowance to amounts expected to be realized.

ORGANIZATION COSTS

Costs incurred to organize the Company were being amortized on a straight-line basis over a sixty-month period.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would have been calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At April 30, 2001 and 2000 the Company had no dilutive potential common shares, options or warrants.

                         1ST MIRACLE ENTERTAINMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - INCOME TAXES

At April 30, 2001, the Company has net operating loss carryforwards of approximately $6,000, which expire in various years through 2015, available to offset future taxable income. At April 30, 2001, the Company had a deferred tax asset amounting to approximately $2,200. The deferred tax asset consists of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law will limit the net operating loss carryforwards available for use in any given year due to the significant change in ownership (see Note 6).

NOTE 4 - EARNINGS (LOSS) PER SHARE INFORMATION

The calculation of basic and diluted earnings (loss) per share for the years ended April 30, 2001 and 2000 is as follows:

                                                   2001                2000
                                                  -------              ----
Net loss available to common share owners       $  -                 $  (2,223)
                                                =========            =========
Average shares outstanding (a)                  1,025,000            2,544,231
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