Form 10QSB
period 2001-07-31
1ST MIRACLE ENTERTAINMENT INC
filed 2001-09-17
CIK 1091396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: July 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from

      ------------------------------ to ---------------------------

                         Commission file number: 0-27007


                         1st Miracle Entertainment, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

        NEVADA                                          88-047481
------------------------                     ----------------------------------
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

Yes   X     No  __
     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING SEPTEMBER 17, 2001
-------------------                            ------------------------------
Common stock, par value $.001                            1,025,000
Preferred stock, par value $.001

Transitional Small Business Disclosure Format (check one)

Yes  ___   No X
              -

                         1ST MIRACLE ENTERTAINMENT INC.

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of July 31, 2001

           Consolidated Statements of Operations for the Three Months
               Ended July 31, 2001 and 2000

           Consolidated Statements of Cash Flows for the Three Months
               Ended July 31, 2001 and 2000

           Notes to Financial Statements

Item 2.    Management's Discussion and Analysis or Plan of Operation


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

           Signature

PART I    FINANCIAL INFORMATION


                         ITEM I. FINANCIAL INFORMATION:



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS






                                                             July 31,  April 30,
                                                              2001       2001
                                                           ----------  --------
                                                           (Unaudited)
ASSETS

Organization costs - net                                     $  --      $  --
                                                             =======    =======



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Officers loans                                           $ 2,905    $ 2,905
                                                             -------    -------

Stockholders' deficiency
    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized; none issued or outstanding                    --         --
    Common stock, $0.001 par value, 50,000,000 shares
      authorized; 1,025,000 shares issued and
      outstanding                                              1,025      1,025
    Additional paid-in capital                                 1,975      1,975
    Deficit accumulated during the development stage          (5,905)    (5,905)
                                                             -------    -------

          Total stockholders' deficit                         (2,905)    (2,905)
                                                             -------    -------

                                                             $  --      $  --
                                                             =======    =======






                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JULY 31, 2001 AND 2000







                                                 CUMULATIVE
                                                   DURING
                                                 DEVELOPMENT
                                                   STAGE       2001       2000
                                              ----------------------------------
                                              (Unaudited) (Unaudited)(Unaudited)

Revenues                                          $  --      $  --      $  --
                                                  -------    -------    -------


Expenses
   General and administrative                       5,589       --         --
   Amortization                                       316       --         --
                                                  -------    -------    -------

       Total expenses                               5,905       --         --
                                                  -------    -------    -------

Net loss                                            5,905       --         --

Accumulated deficit, beginning of period             --       (5,905)    (5,905)
                                                  -------    -------    -------

Accumulated deficit, end of period                $(5,905)   $(5,905)   $(5,905)
                                                  =======    =======    =======

Basic and diluted loss per share                             $ (.000)   $ (.000)
                                                             =======    =======






                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JULY 31, 2001 AND 2000






                                                          2001          2000
                                                       ----------    ----------
                                                      (Unaudited)    (Unaudited)

Revenues                                                 $  --          $  --

Expenses
   General and administrative                               --             --
   Amortization                                             --             --
                                                         -------        -------

       Total expenses                                       --             --
                                                         -------        -------

Net loss                                                    --             --

Accumulated deficit, beginning of period                  (5,905)        (3,825)
                                                         -------        -------

Accumulated deficit, end of period                       $(5,905)       $(3,825)
                                                         =======        =======

Basic and diluted loss per share                         $ (.000)       $ (.000)
                                                         =======        =======





                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED JULY 31, 2001 AND 2000






                                                      CUMULATIVE
                                                        DURING
                                                     DEVELOPMENT
                                                        STAGE         2001         2000
                                                     -----------  -------------  ---------
                                                     (Unaudited)   (Unaudited)  (Unaudited)

Cash flows from operating activities:
   Net loss                                            $(5,905)   $      --     $     --
   Adjustment to reconcile net loss to cash

      provided by operating activities:
        Amortization                                       316           --           --
   Increase (decrease) in cash flows from

     operating activities resulting from changes in:
       Organization costs                                 (316)          --           --
       Officers advances                                 2,905           --           --
                                                       -------    -----------   ----------

Net cash flows used in operating activities             (3,000)          --           --

Cash flows from financing activities:
   Issuance of common shares                             3,000           --           --
                                                       -------    -----------   ----------

Net increase (decrease) in cash                           --             --           --
                                                       -------    -----------   ----------

Cash, beginning of period                                 --             --           --
                                                       -------    -----------   ----------

Cash, end of period                                    $  --      $      --     $     --
                                                       =======    ===========   ==========



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - ORGANIZATION AND BUSINESS

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of 1st Miracle Entertainment, Inc. (the "Company") at July 31, 2001 and April 30, 2001, and the results of its operations and its cash flows for the three months ended July 31, 2001 and 2000. The results of operations for the interim period ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 4 - CHANGE IN FISCAL YEAR

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

                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 5 - BUSINESS COMBINATION

Previously, the Company intended to merge with 1st Miracle Entertainment, Inc,
(NY) formerly 1st Miracle Group, Inc., a New York corporation, which is a wholly owned subsidiary of 1st Miracle Group, Inc. a Canadian corporation registered for trading on the Ontario Securities Exchange. At the present time, management has ceased its plans to merge.

1st Miracle Entertainment, Inc. (NY) has no assets, liabilities or equity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPEARTIONS

PLAN OF OPERATION

           1st Miracle Entertainment, Inc. ("Miracle Entertainment" or the "Company"), a Nevada corporation, is a development stage company and is wholly-owned by 1st Miracle Entertainment, Inc., a New York corporation whose parent is 1st Miracle Group, Inc. a corporation reporting to the Ontario Securities Exchange and trading on the Pink Sheets. Miracle Entertainment in conjunction with its parent company intends to develop and produce feature length films from scripts that are acquired or developed. Depending upon certain factors, the Company intends to develop and produce three or more films each year.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                     To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended July 31, 2001.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS.

           This item is not applicable.

(B)        REPORTS ON FORM 8-K

                     This item is not applicable.


                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     West Hollywood, CA
           September 17, 2001
                                                 1st Miracle Entertainment, Inc.


                                                    By: ________________________
                                                        Anthony J. Cataldo
                                                        Chairman and Chief
                                                        Executive Officer