Form 10QSB
period 2001-10-31
1ST MIRACLE ENTERTAINMENT INC
filed 2001-12-14
CIK 1091396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: October 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to
     ------------------------------    ---------------------------

                         Commission file number: 0-27007


                         1st MIRACLE ENTERTAINMENT, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                       88-047481
-------------------------------                ---------------------------
    (State of incorporation)               (IRS employer identification number)

                              8730 Sunset Boulevard
                            West Hollywood, CA 90069
                    ----------------------------------------
                    (Address of principal executive offices)

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

TITLE OF EACH CLASS                          OUTSTANDING DECEMBER 13, 2001
-------------------                          -----------------------------
Common stock, par value $.001                          1,025,000
Preferred stock, par value $.001

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

                         1ST MIRACLE ENTERTAINMENT INC.

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheet as of October 31, 2001

                     Consolidated Statements of Operations for the Three Months
                         Ended October 31, 2001 and 2000

                     Consolidated Statements of Cash Flows for the Three Months
                         Ended October 31, 2001 and 2000

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

Item 6.              Exhibits and Reports on Form 8-K

                     Signature

ITEM I. FINANCIAL INFORMATION:



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS






                                                           October 31, April 30,
                                                             2001       2001
                                                             ------     ------

                                                           (Unaudited)

ASSETS

Organization costs - net                                     $  --      $  --
                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

    Officers loans                                           $ 2,905    $ 2,905
                                                             -------    -------

Stockholders' deficiency
   Preferred stock, $0.001 par value, 10,000,000 shares
      authorized; none issued or outstanding                    --         --

    Common stock, $0.001 par value, 50,000,000 shares
      authorized; 1,025,000 shares issued and
      outstanding                                              1,025      1,025
    Additional paid-in capital                                 1,975      1,975
    Deficit accumulated during the development stage          (5,905)    (5,905)
                                                             -------    -------

          Total stockholders' deficit                         (2,905)    (2,905)
                                                             -------    -------

                                                             $  --      $  --
                                                             =======    =======



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000







                                                 CUMULATIVE
                                                  DURING
                                                DEVELOPMENT
                                                  STAGE        2001        2000
                                               ----------  ----------  -----------
                                               (Unaudited) (Unaudited) (Unaudited)


Revenues                                          $  --      $  --      $  --
                                                  -------    -------    -------



Expenses
   General and administrative                       5,589       --         --
   Amortization                                       316       --         --
                                                  -------    -------    -------


       Total expenses                               5,905       --         --
                                                  -------    -------    -------
Net loss                                            5,905       --         --

Accumulated deficit, beginning of period             --       (5,905)    (5,905)
                                                  -------    -------    -------
Accumulated deficit, end of period                $(5,905)   $(5,905)   $(5,905)
                                                  =======    =======    =======
Basic and diluted loss per share                             $ (.000)   $ (.000)
                                                             =======    =======





                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000






                                                          2001           2000
                                                         ------         ------

                                                       (Unaudited)    (Unaudited)

Revenues                                                 $  --          $  --

Expenses

   General and administrative                               --             --
   Amortization                                             --             --
                                                         -------        -------

       Total expenses                                       --             --
                                                         -------        -------


Net loss                                                    --             --

Accumulated deficit, beginning of period                  (5,905)        (3,825)
                                                         -------        -------

Accumulated deficit, end of period                       $(5,905)       $(3,825)
                                                         =======        =======

Basic and diluted loss per share                         $ (.000)       $ (.000)
                                                         =======        =======





                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000






                                                       CUMULATIVE
                                                        DURING
                                                      DEVELOPMENT
                                                        STAGE       2001       2000
                                                        ------      -----      -----

                                                     (Unaudited) (Unaudited)(Unaudited)

Cash flows from operating activities:

   Net loss                                              $(5,905)   $--     $--

   Adjustment to reconcile net loss to cash
      provided by operating activities:
       Amortization                                          316     --      --

   Increase (decrease) in cash flows from
     operating activities resulting from changes in:
      Organization costs                                    (316)    --      --
       Officers advances                                   2,905     --      --
                                                         -------    -----   ----


Net cash flows used in operating activities               (3,000)    --      --



Cash flows from financing activities:

   Issuance of common shares                               3,000     --      --
                                                         -------    -----   ----



Net increase (decrease) in cash                             --       --      --
                                                         -------    -----   ----



Cash, beginning of period                                   --       --      --
                                                         -------    -----   ----



Cash, end of period                                      $  --      $--     $--
                                                         =======    =====   ====



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - ORGANIZATION AND BUSINESS

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of 1st Miracle Entertainment, Inc. (the "Company") at October 31, 2001 and April 30, 2001, and the results of its operations and its cash flows for the six months and three months ended October 31, 2001 and 2000. The results of operations for the interim period ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

1st Miracle Entertainment, Inc. "the Company", was organized on July 2, 1996, under the laws of the State of Nevada as K-9 Protection, Inc. and subsequently changed its name to 1st Miracle Entertainment, Inc. on September 13, 2000. The Company has been in the development stage since its formation and has no current operations. The Company is a wholly owned subsidiary of 1st Miracle Entertainment Inc. (NY) whose ultimate parent is Miracle Entertainment Inc. (formerly 1st Miracle Group Inc.) a Canadian corporation which is a reporting company with the Ontario Securities Exchange and also trades on the Pink Sheets.


NOTE 2 - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended April 30, 2001, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2001.

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

                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 5 - BUSINESS COMBINATION

Previously, the Company intended to merge with 1st Miracle Entertainment, Inc,
(NY) formerly 1st Miracle Group, Inc., a New York corporation, which is a wholly owned subsidiary of Miracle Entertainment Inc. (formerly 1st Miracle Group, Inc.) a Canadian corporation registered for trading on the Ontario Securities Exchange. At the present time, management has ceased its plans to merge.

1st Miracle Entertainment, Inc. (NY) has no assets, liabilities or equity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

           1st Miracle Entertainment, Inc. (the "Company"), a Nevada corporation, is a development stage company and is wholly-owned by 1st Miracle Entertainment, Inc., a New York corporation whose parent is Miracle Entertainment, Inc. a corporation reporting to the Ontario Securities Exchange and trading on the Pink Sheets. The Company in conjunction with its parent company intends to develop and produce feature length films from scripts that are acquired or developed. Depending upon certain factors, the Company intends to develop and produce three or more films each year.

           The Company does not intend to use its own funds for the production of films. The Company intends to use established methods of film financing to avoid as far as is possible any financial risk or burden to shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world.

           The Company will, however, require a small amount of funds to maintain its offices and to develop films it decides to produce. Such amounts are considered to be relatively minor. Management is confident that such funding will be available by way of loans from the Company's ultimate parent or other sources.

           Once the Company begins to generate fees from the production of films and sees profits being derived from the release and sale of completed films, management is confident that the Company will be able to meet its minimum operating requirements. The Company then anticipates having funds available for the acquisition of further rights to scripts and screen plays that it can then develop on an on-going basis.

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

PART II    OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

                     To the best of the Company's knowledge, there are no material legal proceedings pending against the Company or any of its property, nor was any such proceeding terminated during the quarter ended September 30, 2001.

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

Dated:     West Hollywood, CA
           December 14, 2001
                                         1st Miracle Entertainment, Inc.


                                    By:  /s/ Anthony J. Cataldo
                                         ------------------------
                                         Anthony J. Cataldo
                                         Chairman and Chief Executive Officer