Form 10QSB
period 2002-01-31
1ST MIRACLE ENTERTAINMENT INC
filed 2002-03-14
CIK 1091396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: January 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition period from                      to
                                     -------------------    -------------------

                         Commission file number: 0-27007


                         1st Miracle Entertainment, Inc.
             (Exact name of registrant as specified in its charter)

            NEVADA                                         88-047481
------------------------------------         -----------------------------------
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

Yes   X     No  __
     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING MARCH 13, 2001
-------------------                            --------------------------
Common stock, par value $.001                           1,025,000
Preferred stock, par value $.001

Transitional Small Business Disclosure Format (check one)
Yes  ___   No X
              -

                         1ST MIRACLE ENTERTAINMENT INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of January 31, 2001

         Consolidated Statements of Operations for the Three Months
             Ended January 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the Three Months
             Ended January 31, 2001 and 2000

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

         Signature

PART I            FINANCIAL INFORMATION

                         ITEM I. FINANCIAL INFORMATION:



                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS






                                                           January 31, April 30,


                                                              2002        2001
                                                            ----------  --------
                                                           (Unaudited)
ASSETS

Organization costs - net                                     $  --      $  --
                                                             =======    =======



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Officers loans                                           $ 2,905    $ 2,905
                                                             -------    -------

Stockholders' deficiency
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; none issued or outstanding                     --         --
   Common stock, $0.001 par value, 50,000,000 shares
      authorized; 1,025,000 shares issued and
      outstanding                                              1,025      1,025
    Additional paid-in capital                                 1,975      1,975
    Deficit accumulated during the development stage          (5,905)    (5,905)
                                                             -------    -------

          Total stockholders' deficit                         (2,905)    (2,905)
                                                             -------    -------

                                                             $  --      $  --
                                                             =======    =======





                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS









                                                 CUMULATIVE
                                                   DURING
                                                 DEVELOPMENT NINE MONTHS ENDED JANUARY 31,
                                                   STAGE      2002        2001
                                               --------------------------------------------
                                               (Unaudited) (Unaudited)(Unaudited)

Revenues                                          $  --      $  --      $  --
                                                  -------    -------    -------


Expenses
   General and administrative                       5,589       --         --
   Amortization                                       316       --         --
                                                  -------    -------    -------

       Total expenses                               5,905       --         --
                                                  -------    -------    -------

Net loss                                            5,905       --         --

Accumulated deficit, beginning of period             --       (5,905)    (5,905)
                                                  -------    -------    -------

Accumulated deficit, end of period                $(5,905)   $(5,905)   $(5,905)
                                                  =======    =======    =======

Basic and diluted loss per share                             $ (.000)   $ (.000)
                                                             =======    =======





                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS








                                                          Three Months Ended

                                                             January 31,

                                                         2002          2001
                                                      ----------     ----------
                                                      (Unaudited)    (Unaudited)

Revenues                                                 $  --          $  --

Expenses
   General and administrative                               --             --
   Amortization                                             --             --
                                                         -------        -------

       Total expenses                                       --             --
                                                         -------        -------

Net loss                                                    --             --

Accumulated deficit, beginning of period                  (5,905)        (3,825)
                                                         -------        -------

Accumulated deficit, end of period                       $(5,905)       $(3,825)
                                                         =======        =======

Basic and diluted loss per share                         $ (.000)       $ (.000)
                                                         =======        =======






                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS





                                                      CUMULATIVE
                                                        DURING           NINE MONTHS ENDED
                                                     DEVELOPMENT            JANUARY 31,
                                                        STAGE        2002              2001
                                                       -------       -----             ----
                                                     (Unaudited)   (Unaudited)      (Unaudited)

Cash flows from operating activities:
   Net loss                                            $(5,905)   $        --     $         --
   Adjustment to reconcile net loss to cash

      used in by operating activities:
        Amortization                                       316             --               --
   Increase (decrease) in cash flows from

     operating activities resulting from changes in:
       Organization costs                                 (316)            --               --
       Officers advances                                 2,905             --               --
                                                       -------    -------------   --------------

Net cash flows used in operating activities             (3,000)            --               --

Cash flows from financing activities:
   Issuance of common shares                             3,000             --               --
                                                       -------    -------------   --------------

Net increase in cash                                      --               --               --
                                                       -------    -------------   --------------

Cash, beginning of period                                 --               --               --
                                                       -------    -------------   --------------

Cash, end of period                                    $  --      $        --     $         --
                                                       =======    =============   ==============




                         1ST MIRACLE ENTERTAINMENT, INC.
                         (Formerly K-9 Protection, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 1 - ORGANIZATION AND BUSINESS

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of 1st Miracle Entertainment, Inc. (the "Company") at January 31, 2002 and April 30, 2001, and the results of its operations and its cash flows for the nine months and three months ended January 31, 2002 and 2001. The results of operations for the interim period ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 5 - BUSINESS COMBINATION

Previously, the Company intended to merge with 1st Miracle Entertainment, Inc,
(NY) formerly 1st Miracle Group, Inc., a New York corporation, which is a wholly owned subsidiary of Miracle Entertainment Inc. (formerly 1st Miracle Group, Inc.) a Canadian corporation reporting to the Ontario Securities Commission. At the present time, management has ceased its plans to merge.

1st Miracle Entertainment, Inc. (NY) has no assets, liabilities or equity.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPEARTIONS

PLAN OF OPERATION

         1st Miracle Entertainment, Inc. (the "Company"), a Nevada corporation, is a development stage company and is wholly-owned by 1st Miracle Entertainment, Inc., a New York corporation whose parent is Miracle Entertainment, Inc. a corporation reporting to the Ontario Securities Commission and trading on the Pink Sheets. The Company in conjunction with its parent company intends to develop and produce feature length films from scripts that are acquired or developed. Depending upon certain factors, the Company intends to develop and produce three or more films each year.

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

Dated:   West Hollywood, CA
         March 14, 2002
                                        1st Miracle Entertainment, Inc.


                                   By:      _________________________
                                            Anthony J. Cataldo
                                            Chairman and Chief Executive Officer